Form 10-K
period 1998-12-31
PROVIDENT LEASE RECEIVABLES CORP
filed 1999-03-30
CIK 1065890

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K


                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

                      Commission File Number 333-58909

                  Provident Lease Receivables Corporation
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        31-1605466
--------------------------------------      ------------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)



 1023 West Eighth Street, Cincinnati, Ohio                        45203
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code    (513) 579-2867
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No________

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                    DOCUMENTS INCORPORATED BY REFERENCE.

         No documents have been incorporated by reference in this Form 10-K.



================================================================================

                             TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I   ....................................................................1
         Item 1.  Business...................................................1
         Item 2.  Properties.................................................1
         Item 3. Legal Proceedings...........................................1
         Item 4.  Submission of Matters to a Vote of Security Holders........1

PART II  ....................................................................1
         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................1
         Item 6.  Selected Financial Data....................................2
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................2
         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk................................................2
         Item 8.  Financial Statements and Supplementary Data................2
         Item 9.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure........................2

PART III ....................................................................2
         Item 10. Directors and Executive Officers of the Registrants........2
         Item 11. Executive Compensation.....................................2
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management.............................................2
         Item 13. Certain Relationships and Related Transactions.............2

PART IV  ....................................................................2
         Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8K.........................................2

         In no-action letters issued to a variety of issuers of asset-backed or pass-through certificates representing ownership interests in, or of asset-backed notes issued by, trusts established by financial, whose principal assets are receivables generated under motor vehicle retail installment sales contracts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See e.g., Bay View Auto Trusts (January 15, 1998); Nissan Auto Receivables 1995-A Grantor Trust (June 28, 1996); CIT Group Securitization Corp. II (January 25, 1996); AFG Receivables Trust 1995-A (May 29, 1996); Old Kent Auto Receivables Trust 1995-A (April 11, 1996); Mercedes-Benz Credit Corp., (January 6, 1995); CIT Group Securitization Corp. (April 15,
1994); Western Financial Savings Bank, F.S.B. (January 7, 1994); Toyota Motor Credit Corp. (November 11, 1993); Hyundai Motor Finance Co. (August 20, 1993); World Omni Financial Corp. (March 24, 1993); American Honda Receivables Corp. (March 12, 1993); and Volvo Auto Receivables Grantor Trust 1992-B (January 28, 1993).

         The Provident Equipment Lease Trust 1998-A (the "Trust") was formed pursuant to the Declaration of Trust as of September 1, 1998 (the "Agreement"), between Provident Lease Receivables Corporation (the "Transferor") and First Union Trust Company, National Association, as Trustee. The assets of the Trust include, among other things, receivables consisting of a pool of equipment Leases ("Leases") and all of the Trust's interest in the equipment underlying the Leases, including the right to receive certain payments with respect to such Leases and the proceeds thereof. On September 30, 1998, the Trust issued $73,303,000 5.28% Class A-1 Lease-Backed Notes, $19,242,000 5.78% Class A-2 Lease-Backed Notes, $90,935,000 5.60% Class A-3 Leased-Backed Notes, $18,576,000 5.75% Class
A-4 Lease-Backed Notes and $7,687,000 6.20% Class B Lease- Backed Notes (collectively, the "Notes").

         This Annual Report on Form 10-K has been filed in substantially the form that the Division of Corporate Finance, in the no-action letters referred to above, has stated that it would not object to.

                                   PART I

Item 1.   Business.

          Omitted.

Item 2.   Properties.

          The assets of the Trust include, among other things, equipment leases, all of the Trust's interest in the equipment underlying such leases, including all payments not collected thereunder on or prior to August 31, 1998, and the proceeds thereof.

Item 3. Legal Proceedings.

          None with respect to the Notes or the Trust.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None with respect to the Notes or the Trust.

                                  PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          To the best knowledge of the Company and the Trust, there is no established public trading market for the Notes.

          In addition to the Notes, the Trust also issued $6,589,000 6.73% Lease-Backed Certificates (the "Certificates"), representing undivided fractional interests in the Trust. To the best knowledge of the Company and the Trust, there is no established public trading market for the Certificates. All of the Notes are registered in the name of Cede & Co., as the nominee of The Depository Trust Company ("DTC").

          The Trust does not pay dividends on the Certificates.

          The Trust initially issued the Notes and the Certificates to the Company in consideration for the transfer of the Leases from the Company. The Company used the net proceeds of the issuance of the Notes and Certificates in consideration for the transfer of the Leases from Information Leasing Corporation and to make the initial deposit into a reserve account.

Item 6.   Selected Financial Data.

          Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Omitted.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

          Omitted.

Item 8.   Financial Statements and Supplementary Data.

          Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                  PART III

Item 10. Directors and Executive Officers of the Registrants.

           Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Each of Citibank FSB as Collateral Agent and Trustee for Northbrook Life Insurance Company and Allstate Life Insurance Company holds 50% of the Certificates representing a principal amount of $3,494,500 for each.

Item 13. Certain Relationships and Related Transactions.

         None.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         None.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  PROVIDENT LEASE RECEIVABLES
                                         (Registrant)




Dated: March 30, 1999             By: /s/ Christopher J. Carey
                                     --------------------------
                                  Name: Christopher J. Carey
                                 (Registrant's Principal Financial and
                                  Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                      Title                         Date
--------------------------------------------------------------------------------

 /s/ Robert L. Hoverson        Director and Principal           March 30, 1999
 -----------------------          Executive Officer
 Robert L. Hoverson



 /s/ John R. Farrenkopf             Director                   March 30, 1999
 -----------------------
 John R. Farrenkopf


 /s/ Mark E. Magee             Director                   March 30, 1999
 -----------------------
 Mark E. Magee